Form 10-K
period 2008-12-31
MS Structured SATURNS Series 2006-2
filed 2009-03-27
CIK 1369688

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

For the fiscal year ended December 31, 2008


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

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer  X


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

         All of the common stock of the registrant is held by Morgan Stanley. As of March 11, 2009, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:

         The following reports of Morgan Stanley: Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008; Annual Report on Form 10-K for the fiscal year ended November 30, 2008; Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 1119. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVING CRITERIA

         See Exhibits 33.1 and 34.1 to this Annual Report.

         Bank of America, National Association's, as successor by merger to LaSalle Bank National Association, Report on Assessment of Compliance with Servicing Criteria for 2008 (the "2008 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a) The following documents are filed as part of this Report:

                (1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

SATURNS Trust No.:   Closing Date        Payment Dates                 Form 10-D Filing Dates

                                                                           For FY 2008
2006-2                August 2, 2006      September 1 and March 1       March 14, 2008 and September 9, 2008

                (2) Financial Statement Schedules pursuant to Item 8: Not Applicable

                (3) Exhibits:

Exhibit 31.1    Rule 13a-14(d) Certification

Exhibit 33.1 Report of Bank of America, National Association as successor by merger to LaSalle Bank National Association on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 34.1 Attestation Report of Price Waterhouse Coopers, LLP on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

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



         Date:  March 24, 2009

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

4. Based on my knowledge and the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Trustee of SATURNS Trust No. 2006-2, has fulfilled its obligations under the servicing agreement, which is the Trust Agreement relating to SATURNS Trust No. 2006-2; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, National Association as successor by merger to LaSalle Bank National Association and its officers and agents.


                                                       By:      /s/Madhu Philips
                                                           ---------------------
                                                       Name:    Madhu Philips
                                                       Title:   Vice President
                                                       Date:    March 24, 2009

                                                                    Exhibit 33.1

             Report on Assessment of Compliance with Servicing Criteria



Bank of America, National Association ("Bank of America"), as successor by merger to LaSalle Bank National Association, is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB (17 C.F.R, 229.1122(d)), as of and for the 12-month period ending December 31, 2008 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities, primarily mortgage-backed securities, for which Bank of America, as trustee, paying agent, or custodian, performed servicing activities, which transactions were initially closed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as well as transactions that were exempt from registration but required an assessment of compliance with the servicing criteria applicable to it under Regulation AB as prescribed in applicable transaction agreements (the "Platform"). Bank of America used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria for the Reporting Period with respect to the Platform. The criteria listed in the column titled "Servicing Criteria Inapplicable to Bank of America, National Association (as trustee, paying agent, or custodian)" on Appendix A hereto are inapplicable to Bank of America based on the activities it performs with respect to the Platform.

Except as identified on Appendix B hereto, Bank of America has complied, in all material respects, with the applicable servicing criteria identified in Appendix A hereto for the Reporting Period with respect to the Platform taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an attestation report on Bank of America's compliance with the applicable servicing criteria for the Reporting Period.

February 25, 2009

                                         Bank of America, National Association


                                            By: /s/James A. Jendra
                                               -----------------------------
                                               Name:   James A. Jendra
                                               Title:  Senior Vice President
                                                       Americas Executive

                             Appendix A

                                                                              Servicing          Servicing
                                                                               Criteria           Criteria
                                                                             Applicable to      Inapplicable
                                                                               Bank of           to Bank of
                                                                               America            America
   Reg AB                          Servicing Criteria                          National           National
  Reference                                                                  Association (as     Association
                                                                             trustee, paying    (as trustee,
                                                                              agent, or        paying agent,
                                                                              custodian)       or custodian)
                             General Servicing Considerations
1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in
                 accordance with the transaction agreements.                      X

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted to
                 monitor the third party's performance and compliance with
                 such servicing activities.                                       X

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

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other
                 fees charged for such advances, are made, reviewed and           X
                 approved as specified in the transaction agreements.

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

                                 Appendix B

             Material Instances of Noncompliance by Bank of America

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

                                                                    Exhibit 34.1

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of Bank of America, National Association:

We have examined Bank of America, National Association's (the "Company"), as successor by merger to LaSalle Bank National Association, compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset backed securities, primarily mortgage-backed securities for which the Company, as trustee, paying agent, or custodian, performed servicing activities, which transactions were initially closed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as well as transactions that were exempt from registration but required an assessment of compliance with the servicing criteria applicable to it under Regulation AB as prescribed in applicable transaction agreements (the "Platform") described in the accompanying Report on Assessment of Compliance with Servicing Criteria (the "Compliance Statement"), as of December 31, 2008 and for the year then ended, excluding criteria 1122(d)(1)(iii) and 1122(d)(4)(iv)-(xiv) which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

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

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) and (B) of Regulation AB applicable to the Company during the year ended December 31, 2008. Certain reports to investors did not include certain required information in accordance with terms set forth in the transaction agreements and certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

In our opinion, except for the material noncompliance described in the preceding paragraph, Bank of America, National Association complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2008 for the Platform, in all material respects.

/s/PricewaterhouseCoopers LLP
February 25, 2009

                                                                    Exhibit 35.1

         BANK OF AMERICA, NATIONAL ASSOCIATION AS SUCCESSOR BY MERGER TO
                       LASALLE BANK NATIONAL ASSOCIATION

                     ABS ANNUAL REPORT BACKUP CERTIFICATION

        In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. for the fiscal year ending December 31, and the certifications given on behalf of SATURNS Trust No. 2006-2 with respect thereto, the undersigned hereby certifies that he is a duly elected Senior Vice President of Bank of America, National Association as successor by merger to LaSalle Bank National Association and further certifies in his capacity as such as follows:

      1. Bank of America, National Association as successor by merger to LaSalle Bank National Association has prepared all distribution reports with respect to each distribution date for SATURN'S Trust No. 2006-2 and, if permitted under the applicable rules and regulations of the Securities Exchange Commission and the procedures with respect thereto that have been mutually agreed upon by MS Structured Asset Corp. and Bank of America, National Association as successor by merger to LaSalle Bank National Association, has filed a copy of such reports on Form 10-D during the fiscal year as described on Exhibit A hereto.

      2. I have reviewed all reports on Form 10-D containing distribution reports filed respect of periods included in the fiscal year covered by the annual report of MS Structured Asset Corp. on behalf of SATURNS Trust 2006-2;

      3. I am familiar with the operations of Bank of America, National Association as successor by merger to LaSalle Bank National Association with respect to the SATURNS program and SATURNS Trust 2006-2 and the requirement imposed by the trust agreement;

      4. Based on my knowledge, the information in the distribution reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the annual report;

      5. Based on my knowledge, the information required to be provided under each trust agreement, for inclusion in these reports, is included in these reports;

      6. Based on my knowledge, and except as disclosed in the reports, the trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.

      7. Based on my knowledge, and except as disclosed in the reports, there are no material legal proceedings pending, involving the trust or Bank of America, National Association as successor by merger to LaSalle Bank National Association as trustee of the trust.


Date: March 10, 2009                             By:    /s/James A. Jendra
                                                       ------------------------
                                                 Name:  James A. Jendra
                                                 Title: Senior Vice President
                                                        Americas Executive